Form 10-Q
period 1996-03-31
ROBINSON PROPERTY GROUP LIMITED PARTNERSHIP
filed 1996-06-26
CIK 1005748

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended     March 31, 1996
                                -----------------


Commission File Number




                            ROBINSON PROPERTY GROUP
                              LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




  Mississippi                      7999                    64-0840031
(State or other             (Primary Standard           (I.R.S. Employer
jurisdiction of                 Industrial            Identification No.)
incorporation or              Classification
 organization)                 Code Number)


                               568 Colonial Road
                            Memphis, Tennessee 38117
                                 (901) 820-2460
         (Address, including zip code, and telephone number, including area code, of registrants' principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes    X          No
                                          ---             ---

                         ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                 March 31,       December 31,
                                                   1996              1995
                                                -----------     ------------
                                               (Unaudited)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                       $ 26,545        $ 32,706
  Accounts receivable, net                           4,298           3,144
  Interest receivable - related party                    -             305
  Inventories                                          377             418
  Prepaid expenses and other                           799             166
                                                  --------        --------
            Total current assets                    32,019          36,739
                                                  --------        --------
Property and Equipment:
  Land                                               2,505           2,505
  Buildings, barge and improvements                 50,190          50,171
  Furniture, fixtures and equipment                 16,261          16,142
  Less:  accumulated depreciation                   (6,875)         (5,390)
                                                  --------        --------
                                                    62,081          63,428
  Construction in progress                             673             298
                                                  --------        --------
            Net property and equipment              62,754          63,726
                                                  --------        --------
Other Assets:
  Deferred finance charges, net                      1,515           2,237
  Goodwill, net                                     21,084          21,299
  Other, net                                         1,813           1,861
                                                  --------        --------
                                                  $119,185        $125,862
                                                  ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable                               $ 1,315        $ 2,671
   Due to affiliates                                6,302          4,710
   Accrued expenses and other                       9,795          8,404
                                                  -------        -------
                Total current liabilities          17,412         15,785
                                                  -------        -------

Long-term debt, less current maturities            50,000         70,000
                                                  -------        -------
                Total liabilities                  67,412         85,785
                                                  -------        -------
Commitments and Contingencies

Partners' Capital                                  51,773         40,077
                                                  -------        -------
                                                 $119,185       $125,862
                                                 ========       ========




                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                    Three Months Ended
                                                        March 31,
                                                ---------------------------
                                                  1996               1995
                                                -------            --------
Revenues:
  Casino                                        $40,147             $16,847
  Food and beverage                               2,845               1,249
  Hotel                                             896                 412
  Other                                             789                 311
                                                -------             -------
                                                 44,677              18,819
  Promotional allowances                         (2,892)             (1,235)
                                                -------             -------
     Net revenues                                41,785              17,584
                                                -------             -------

Expenses:
  Casino                                         16,474               6,421
  Food and beverage                               2,388               1,190
  Hotel                                             322                 234
  Other                                             289                 131
  General and administrative                      6,220               2,431
  Depreciation and amortization                   1,748               1,141
  Preopening                                          -               7,021
                                                -------             -------
     Total                                       27,441              18,569
                                                -------             -------
Operating Income (Loss)                          14,344                (985)
Other Income (Expense):
  Interest expense                               (2,949)             (1,411)
  Interest and other income                         301                  15
                                                -------             -------

Net Income (Loss)                               $11,696             $(2,381)
                                                =======             =======








                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
Cash provided by operating activities                   12,760           8,849
                                                      --------        --------

Cash flows from investing activities:
   Purchases of property and equipment                    (513)        (17,459)
   Increase in construction payable                          -          (2,283)
   Increase in other assets                                  -          (3,669)
                                                      --------        --------
            Net cash used in investing
                  activities                              (513)        (23,411)
                                                      --------        --------

Cash flows from financing activities:
   Proceeds from debt                                        -          24,788
   Payments on debt                                    (20,000)         (1,795)
   Changes in due to/from affiliates                     1,592           1,500
                                                      --------        --------
            Net cash (used in) provided by
                  financing activities                 (18,408)         24,493
                                                      --------        --------

Net change in cash and cash equivalents                 (6,161)          9,931
Cash and cash equivalents, beginning of period          32,706           1,879
                                                      --------        --------

Cash and cash equivalents, end of period              $ 26,545        $ 11,810
                                                      ========        ========













                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

Operating results for the 1995 period include the operations of Robinson Property Group, L.P. (dba the Horseshoe Casino Center), commencing February 13, 1995.

2.   Commitments and Contingencies:

Long-Term Debt

The Partnership has issued an unconditional guarantee as to the prinicpal of and the interest and premium (if any) on the indebtedness of its parent company under the Senior Secured Credit Facility dated as of October 10, 1995, under which its parent owed $93,185,000 at March 31, 1996. The Partnership has issued a separate unconditional guarantee as to the principal of and the interest and premium (if any) on the indebtedness of its parent under the Senior Notes due 2000, under which its parent owed $100,000,000 at March 31, 1996, and owed $150,000,000 at April 10, 1996. Each of these guarantees is secured by substantially all of the assets of the Partnership.

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

PART I     FINANCIAL INFORMATION

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the financial condition and results of operations of Robinson Property Group L.P. (the "Company"). The discussion should be read in conjunction with the Condensed Financial Statements and notes thereto.

RESULTS OF OPERATIONS

The significant improvement in the Company's operating results for the three months ended March 31, 1996, compared with the prior year period ended March 31, is directly related to the timing of the opening of the casino in Tunica County, Mississippi, on February 13, 1995. Accordingly, 1995 operating results include operations commencing February 13, 1995.

The Horseshoe Casino Center opened on February 13, 1995 and contributed net revenues and operating income of $41.8 million and $14.3 million, respectively for the three months ended March 31, 1996. The 1995 period consisted of only one and one-half months of operations and contributed net revenues of $17.6 million. Operating income for the 1995 period was a loss of $1.0 million which included a $7.0 million charge for preopening expenses. The Horseshoe Casino Center's 1996 net revenues include $40.1 million of casino revenues and $1.7 million of non-casino revenues. Casino revenue per day increased approximately 20.5% in 1996 to $441,000 from $366,000 in 1995.

The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of nine casinos. An additional casino is scheduled to open in that market in the second quarter of 1996 one mile closer to Memphis, Tennessee, than the Horseshoe Casino Center. Also, several of the existing Tunica casinos, including the Horseshoe Casino Center, have announced expansion plans, including hotel rooms. The Horseshoe Casino Center is currently one of only four casinos in the Tunica market with a hotel. While management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, management also believes the projects will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center.

OTHER FACTORS AFFECTING EARNINGS

The increase in interest expense for the three months ended March 31, 1996, compared with the prior year period ended March 31, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below. During the first quarter of 1995, the Company capitalized interest of approximately $651,000 associated with the cost of construction.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company refinanced substantially all of its existing indebtedness with $70 million in proceeds of an Intercompany Senior Secured Note ("the Intercompany Note") issued to its parent company, Horseshoe Gaming, L.L.C. ("Gaming"). The Intercompany Note matures on September 30, 2000 and requires mandatory principal redemptions with available cash flow as defined in the agreement. The Intercompany Note requires quarterly interest payments at 13.31% per annum. During March 1996, the Company paid $20 million in principal payments to Gaming with an additional $12 million in principal paid in April, 1996.

Long-Term Debt

The Partnership has issued an unconditional guarantee as to the prinicpal of and the interest and premium (if any) on the indebtedness of Gaming under the Senior Secured Credit Facility dated as of October 10, 1995, under which Gaming owed $93,185,000 at March 31, 1996. The Partnership has issued a separate unconditional guarantee as to the principal of and the interest and premium (if any) on the indebtedness of its parent under the Senior Notes due 2000, under which its parent owed $100,000,000 at March 31, 1996, and owed $150,000,000 at April 10, 1996. Each of these guarantees is secured by substantially all of the assets of the Partnership.

Development

Management of the Company has plans to further develop its casino site in Tunica, Mississippi, for a total cost of approximately $60-$70 million. Development plans include an additional 15,000 square feet of gaming space for 450 slot machines and 18 to 20 table games, 320 additional hotel suites, a multi-level 1,000-space parking garage and an entertainment facility which will accommodate approximately 1,200 to 1,500 customers and include a health club, two additional restaurants, convention facilities and other amenities. Construction of the expansion has commenced and is expected to be completed during the first quarter of 1997.

OTHER FACTORS AFFECTING LIQUIDITY

As of March 31, 1996, the Company had cash and cash equivalents of approximately $26.5 million. Within the next twelve months, the Company expects to spend approximately $60 to $70 million for expansion of its existing facility.

Management believes that the Company's cash and cash equivalents on hand and cash from operations will be adequate to meet the Company's existing obligations as they become due. Additional financing may be required to fund the Company's development plans discussed above through additional borrowings from Gaming under its existing Intercompany Note.

The Company does not expect the impact of inflation to have a material adverse effect on its operations. Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company believes that the hotel-casino industry may be able to maintain its operating profit margins in periods of general inflation by increasing minimum wagering limits for its games and increasing the prices of its hotel rooms, food and beverage and other items, and by taking actions designed to increase the number of patrons.

The Company has not experienced any significant seasonal trends; however, the Company has a limited operating history and the Company may determine in the future that its revenues and income may be seasonal in nature.


PART II    OTHER INFORMATION

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibit No. 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Robinson Property Group Limited Partnership a Mississippi limited partnership


                              By:   Horseshoe GP, Inc.,
                                    a Nevada corporation
                              Its:  Manager




Date:  June 25, 1996          By: /s/ Walter J. Haybert
                                  ----------------------------------------
                                  Treasurer and Chief Financial Officer
                                  of Horseshoe GP, Inc.

                                 EXHIBIT INDEX


Exhibit
Number                                    Description
 27                                    Financial Data Schedule (SEC use only)