Form 10-Q
period 1996-06-30
ROBINSON PROPERTY GROUP LIMITED PARTNERSHIP
filed 1996-08-14
CIK 1005748

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended     June 30, 1996
                                --------------------


Commission File Number          333-00214-01
                                ------------


                            ROBINSON PROPERTY GROUP
                            -----------------------
                              LIMITED PARTNERSHIP
                              -------------------
             (Exact name of registrant as specified in its charter)

        Mississippi                          7999                                 64-0840031
(State or other jurisdiction      (Primary Standard Industrial        (I.R.S. Employer Identification No.)
of incorporation or organization)  Classification Code Number)


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


                                Yes    X       No
                                    --------      ---------

                  HORSESHOE GAMING, L. L. C. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          QUARTER ENDED JUNE 30, 1996



INDEX                                                                                                                   PAGE
- -----                                                                                                                   ----

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:
         Robinson Property Group, L.P.:
            Condensed Balance Sheets
                  at June 30, 1996 and December 31, 1995................................................                 3
            Condensed Statements of Operations
                  for the six and three months ended June 30, 1996 and 1995.............................                 4
            Condensed Statements of Cash Flows
                  for the six and three months ended June 30, 1996 and 1995.............................                 5
            Notes to Condensed Financial Statements.....................................................                 6

ITEM 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................                 7

PART II           OTHER INFORMATION

  ITEM 6          Exhibits and reports on Form 8-K......................................................                 9


SIGNATURES  ............................................................................................                10


PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS





                        ROBINSON PROPERTY GROUP, L.P.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)



                                                  June 30,  December 31,
                                                    1996       1995
                                                  --------  ------------
                                                  (Unaudited)

                                     ASSETS

           Current Assets:
             Cash and cash equivalents             $ 18,377  $ 32,706
             Accounts receivable, net                 4,134     3,144
             Interest receivable - related party          -       305
             Inventories                                360       418
             Prepaid expenses and other                 569       166
                                                   --------  --------
                       Total current assets          23,440    36,739
                                                   --------  --------
           Property and Equipment:
             Land                                     2,755     2,505
             Buildings, barge and improvements       50,200    50,171
             Furniture, fixtures and equipment       16,315    16,142
             Less:  accumulated depreciation         (8,359)   (5,390)
                                                   --------  --------
                                                     60,911    63,428
             Construction in progress                 2,100       298
                                                   --------  --------
                       Net property and equipment    63,011    63,726
                                                   --------  --------
           Other Assets:
             Deferred finance charges, net            1,087     2,237
             Goodwill, net                           20,869    21,299
             Other, net                               1,764     1,861
                                                   --------  --------
                                                   $110,171  $125,862
                                                   ========  ========

                       LIABILITIES AND PARTNERS' CAPITAL

           Current Liabilities:
              Accounts payable                     $    807  $  2,671
              Due to affiliates                         191     4,710
              Accrued expenses and other             10,898     8,404
                                                   --------  --------
                       Total current liabilities     11,896    15,785

           Long-term debt, less current maturities   38,000    70,000
                                                   --------  --------
                       Total liabilities             49,896    85,785
                                                   --------  --------

           Commitments and Contingencies

           Partners' Capital                         60,275    40,077
                                                   --------  --------
                                                   $110,171  $125,862
                                                   ========  ========



                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)






                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                    --------------------  ------------------
                                      1996       1995      1996      1995
                                    ---------  ---------  --------  --------
   Revenues:
     Casino                         $  37,538  $  33,680  $ 77,685  $ 50,527
     Food and beverage                  2,723      2,654     5,568     3,903
     Hotel                                893        878     1,789     1,290
     Other                                640        535     1,429       846
                                    ---------  ---------  --------  --------
                                       41,794     37,747    86,471    56,566
     Promotional allowances            (2,669)    (2,444)   (5,561)   (3,679)
                                    ---------  ---------  --------  --------
        Net revenues                   39,125     35,303    80,910    52,887
                                    ---------  ---------  --------  --------

   Expenses:
     Casino                            16,944     12,933    33,418    19,354
     Food and beverage                  2,622      2,450     5,010     3,640
     Hotel                                370        398       692       632
     Other                                252        341       541       472
     General and administrative         6,977      4,249    13,197     6,680
     Depreciation and amortization      1,764      1,586     3,512     2,727
     Preopening                             -          -         -     7,021
                                    ---------  ---------  --------  --------
        Total                          28,929     21,957    56,370    40,526
                                    ---------  ---------  --------  --------

   Operating Income                    10,196     13,346    24,540    12,361

   Other Income (Expense):
     Interest expense                  (1,835)    (2,263)   (4,784)   (3,674)
     Interest and other income            141         51       442        66
                                    ---------  ---------  --------  --------

   Net Income                       $   8,502  $  11,134  $ 20,198  $  8,753
                                    =========  =========  ========  ========




                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                         Six Months Ended
                                                             June 30,
                                                       -------------------
                                                         1996      1995
                                                       --------  --------

       Cash provided by operating activities            $24,460   $20,380
                                                       --------  --------

       Cash flows from investing activities:
          Purchases of property and equipment            (2,270)  (20,616)
          Increase in construction payable                    -    (2,558)
          Increase in other assets                            -      (336)
                                                       --------  --------
                       Net cash used in investing
                         activities                      (2,270)  (23,510)
                                                       --------  --------

       Cash flows from financing activities:
          Proceeds from debt                                  -    25,121
          Payments on debt                              (32,000)   (3,007)
          Distributions                                       -    (8,094)
          Changes in due to/from affiliates              (4,519)    2,967
                                                       --------  --------
                   Net cash (used in) provided by
                         financing activities           (36,519)   16,987
                                                       --------  --------

       Net change in cash and cash equivalents          (14,329)   13,857
       Cash and cash equivalents, beginning of period    32,706     1,879
                                                       --------  --------

       Cash and cash equivalents, end of period        $ 18,377  $ 15,736
                                                       ========  ========


                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

Operating results for the 1995 period include the operations of Robinson Property Group, L.P. (dba the Horseshoe Casino Center), commencing February 13, 1995.

2.   Contingencies:

Long-term debt

The Partnership has issued an unconditional guarantee as to the principal of and the interest and premium (if any) on the indebtedness of its parent company under the Senior Secured Credit Facility dated as of October 10, 1995, under which its parent owed $83,477,000 at June 30, 1996. The Partnership has issued a separate unconditional guarantee as to the principal of and the interest and premium (if any) on the indebtedness of it parent under the Senior Notes due 2000, under which its parent owed $150,000,000 at June 30, 1996. Each of these guarantees is secured by substantially all of the assets of the Partnership.

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

Competitive Uncertainties in Mississippi

A landowner in DeSoto County, the County immediately North of Tunica County, and the closest county in Mississippi to the greater Memphis area, has published notice of its intent to have gambling be permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto are in the process of seeking signatures to a petition to cause an election to reject gambling in DeSoto County on the November, 1996 ballot. If such signature drive is unsuccessful or the ballot measure is defeated then gambling would be permitted in DeSoto County would strongly impact the viability of gaming operations in Tunica County.

Several ballot measures to amend the Arkansas constitution to permit gambling in the Hot Springs and West Memphis, Arkansas markets have been validated by the Arkansas Attorney General's office and will appear on the November, 1996 statewide ballot. If any of the measures is approved by the voters, the effect on gaming operations in Tunica, Mississippi may be negatively impacted.

     PART I             FINANCIAL INFOMATION

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

     The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of ten casinos. Several of the existing Tunica casinos, including the Horseshoe, have announced expansion plans, including hotel rooms. The Horseshoe Casino Center is currently one of only five casinos in the Tunica market with a hotel. While management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, management also believes the projects will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center.

     A landowner in DeSoto County, the County immediately North of Tunica County, and the closest county in Mississippi to the greater Memphis area, has published notice of its intent to have gambling be permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto are in the process of seeking signatures to a petition to cause an election to reject gambling in DeSoto County on the November, 1996 ballot. If such signature drive is unsuccessful or the ballot measure is defeated then gambling would be permitted in DeSoto County. Competition in DeSoto County would strongly impact the viability of gaming operations in Tunica County.

     Several ballot measures to amend the Arkansas constitution to permit gambling in the Hot Springs and West Memphis, Arkansas markets have been validated by the Arkansas Attorney General's office and will appear on the November, 1996 statewide ballot. If any of the measures is approved by the voters, the effect on gaming operations in Tunica, Mississippi may be negatively impacted.


     RESULTS OF OPERATIONS

     Three months ended June 30, 1996 and 1995

     The Horseshoe Casino Center contributed net revenues and operating income of $39.1 million and $10.2 million, respectively for the three months ended June 30, 1996 and $35.3 million and $13.3 million, respectively for the three months ended June 30, 1995. Operating income decreased by 23.6%, or $3.1 million in the 1996 period as compared to the 1995 period. The decrease in operating income is mainly due to two factors. The Company began increasing its promotional programs and direct marketing efforts in 1996 in order to mitigate the impact of additional casino openings in the Tunica market. The operating results for the second quarter ended also include bad debt reserves of approximately $1.2 million compared to the 1995 period of approximately $.2 million. The Horseshoe Casino Center's 1996 net revenues include casino revenues and non-casino revenues, respectively, of $37.5 million and $1.6 million for the quarter ended June 30, 1996 and $33.7 million and $1.6 million for the quarter ended June 30, 1995. Casino revenue per day increased approximately 11.6% in 1996 to $413,000 from $370,000 in 1995.

     Depreciation and amortization expense increased in the 1996 period compared to the 1995 period mainly due to amortization of goodwill which did not exist in the 1995 period and increases in depreciation expense associated with property improvements completed during the first quarter of 1996.

     The increase in net interest expense for the three months ended June 30, 1996, compared with the prior year period ended June 30, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below.

     Six months ended June 30, 1996 and 1995

     The significant improvement in the Company's net revenues for the six months ended June 30, 1996, compared with the prior year period ended June 30, is directly related to the timing of the opening of the Horseshoe Casino Center in Tunica County, Mississippi, on February 13, 1995. Accordingly, 1995 operating results include operations for the Horseshoe Casino Center, commencing February 13, 1995.

     The Horseshoe Casino Center opened on February 13, 1995 and contributed net revenues and operating income of $80.9 million and $24.5 million, respectively for the six months ended June 30, 1996. The 1995 period consisted of four and one-half months of operations and contributed net revenues of $52.9 million. Operating income for the 1995 period was $12.4 million which included a $7.0 million charge for preopening expenses. The Horseshoe Casino Center's 1996 net revenues include $77.7 million of casino revenues and $3.2 million of non-casino revenues. Casino revenue per day increased approximately 14.4% in 1996 to $445,000 from $389,000 in 1995.

The increase in interest expense for the six months ended June 30, 1996, compared with the prior year period ended June 30, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company refinanced substantially all of its existing indebtedness with $70 million in proceeds of an Intercompany Senior Secured Note (the "Intercompany Note") issued to its parent company, Horseshoe Gaming, L.L.C. ("Gaming"). The Intercompany Note matures on September 30, 2000 and requires mandatory principal redemption with available cash flow as defined in the agreement. The Intercompany Note requires quarterly interest payments at 13.31% per annum. During the first six months of 1996, the Company paid $32 million in principal payments to Gaming.

The Partnership has issued an unconditional guarantee as to the principal of and the interest and premium (if any) on the indebtedness of its parent company under the Senior Secured Credit Facility dated as of October 10, 1995, under which Gaming owed $83,477,000 at March 31, 1996. The Partnership has issued a separate unconditional guarantee as to the principal of and the interest and premium (if any) on the indebtedness of Gaming under the Senior Notes due 2000, under which its parent owed $150,000,000 at June 30, 1996. Each of these guarantees is secured by substantially all of the assets of the Partnership.

Development

     Management of the Company has plans to further develop its casino site in Tunica, Mississippi, at a total cost of approximately $60-$70 million. Development plans include an additional 15,000 square feet of gaming space for 450 slot machines and 18 to 20 table games, 309 additional hotel suites, a multi-level 1,100-space parking garage and an entertainment facility which will accommodate approximately 1,200 to 1,500 customers and include a health club, two additional restaurants, convention facilities and other amenities. Construction of the expansion has commenced and is expected to be completed during the second quarter of 1997. If gambling is legalized in DeSoto County, then the Company will scale back its development plans. The nature of any reduction in scope has not yet been determined.

OTHER FACTORS AFFECTING LIQUIDITY

As of June 30, 1996, the Company had cash and cash equivalents of approximately $18.4 million. Within the next twelve months, the Company expects to spend approximately $60 to $70 million for expansion of its existing facility.

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

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         27 Financial Data Schedule-Robinson Property Group, L.P.(for SEC use only).

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


                            Robinson Property Group Limited Partnership a Mississippi limited partnership


                            By:   Horseshoe GP, Inc.,
                                  a Nevada corporation
                            Its:  Manager




 Date:  August 13, 1996     By:   /s/ Walter J. Haybert
                               ------------------------------------
                               Treasurer and Chief Financial Officer
                               of Horseshoe GP, Inc.

EXHIBIT



        Exhibit
        Number                  Description
        27            Financial Data Schedule-Robinson Property Group, L.P.
                      (for SEC use only)
